Form 10-K
period 1999-09-30
OAKWOOD MORTGAGE INVESTORS INC OMI TRUST 1999-D
filed 1999-12-29
CIK 1094627

--------------------------------------------
                                                OMB APPROVAL
                                        OMB NUMBER             3235-0063
                                        EXPIRES:           JUNE 30, 1997
                                        ESTIMATED AVERAGE BURDEN
                                   --------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.  [FEE REQUIRED]

For the fiscal year ended September 30, 1999
                          ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.  [NO FEE REQUIRED]

For the transition period from ______________________ to _____________________

Commission file number 333-72621-01
                       -------------------------------------

                                OMI TRUST 1999-D
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                       25-1848363
-----------------------                     ----------------------------------
 State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization


   c/o Chase Manhattan Trust Co.
   Global Trust
   Attention:  Judy Wisniewskie
   One Liberty Place, Suite 5520 1650 Market St Philadelphia, PA          19103
-------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (215) 988-1322
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            -------------------

Securities registered pursuant to Section 12(g) of the Act: None
                                                            -------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                OMI TRUST 1999-D
                        Oakwood Mortgage Investors, Inc.
                Manufactured Housing Contract Senior/Subordinated
                    Pass-Through Certificates, Series 1999-D

                                    FORM 10-K
                                      INDEX

                                                                   Page Number
PART I.                                                            -----------

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

PART II.

Item 1.    Market for Registrant's Common Equity and Related
           Stockholder Matters
Item 2.    Selected Financial Data
Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.    Financial Statements and Supplementary Data
Item 5. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

Item 1.    Directors and Executive Officers of the Registrant
Item 2.    Executive Compensation
Item 3. Security Ownership of Certain Beneficial Owners and Management
Item 4.    Certain Relationships and Related Transactions

PART IV.

Item 1.    Exhibits, Financial Statement Schedules and
           Reports on Form 8-K


SIGNATURES

INDEX OF EXHIBITS

                                     PART I


ITEM 1.    BUSINESS.

                  Not Applicable.

ITEM 2.    PROPERTIES.

                  Not Applicable.

ITEM 3.    LEGAL PROCEEDINGS.

                  Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      At the end of the Registrant's fiscal year, there were a total of 8 holders of the Registrant's Series 1999-D Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class M-1, Class M-2 , Class B-1 (collectively, the "Certificates").

ITEM 6. SELECTED FINANCIAL DATA.

                  Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                  Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION.

                  Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Not Applicable.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          Exhibits


          99.1 Annualized Remittance Report.

          99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition).

          99.3 Servicer's Annual Compliance Statement as Required by Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OMI TRUST 1999-D, REGISTRANT

                                By:  OAKWOOD MORTGAGE INVESTORS, INC.,
                                         as servicer


Dated:  December 23, 1999       /s/ Douglas R. Muir
                                ------------------------------
                                Douglas R. Muir
                                Vice President

                                INDEX OF EXHIBITS

                                                    Page of Sequentially
                                                      Numbered Pages
                                                    --------------------


          99.1 Annualized Remittance Report.

          99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition).

          99.3 Servicer's Annual Compliance Statement as Required by Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition)