Form 10-K
period 2000-09-30
OAKWOOD MORTGAGE INVESTORS INC OMI TRUST 1999-D
filed 2000-12-28
CIK 1094627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]

For the fiscal year ended September 30, 2000
                          ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]

For the transition period from _______________________to _____________________


Commission file number 333-72621-01
                       ------------


                                OMI TRUST 1999-D
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                        25-1848363
-------------------------------------                    -------------
   State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization


      c/o Chase Manhattan Trust Co.
      Global Trust
      Attention:  Judy Wisniewski
      One Liberty Place, Suite 5210 1650 Market St Philadelphia, PA        19103
--------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code (215)988-1322
                                                  --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                           -----

Securities registered pursuant to Section 12(g) of the Act: None
                                                           -----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                OMI Trust 1999-D
                        Oakwood Mortgage Investors, Inc.
                Manufactured Housing Contract Senior/Subordinated
                    Pass-Through Certificates, Series 1999-D

                                    FORM 10-K
                                      INDEX
PART I.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

                  Not Applicable.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

           At the end of the Registrant's fiscal year, there were a total of 10 holders of the Registrant's Series 1999-D Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class M-1, Class M-2, Class B-1, Class B-2 (collectively, the "Certificates").

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

Item 13.   Certain Relationships and Related Transactions.

                  Not Applicable.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       Exhibits

       99.1     Annualized Remittance Report.

       99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition).

       99.3 Servicer's Annual Compliance Statement as Required by Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition)

                                   SIGNATURES

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

                                       OMI TRUST 1999-D, Registrant

                                       By:  OAKWOOD MORTGAGE INVESTORS, INC.,
                                                as servicer


Dated:  December 19, 2000                /s/ Earl C Brewer, Jr
                                       --------------------------------
                                         Earl C Brewer, Jr
                                         Vice President

                                INDEX OF EXHIBITS
                                                            Page of Sequentially
                                                               Numbered Pages
                                                            --------------------

99.1      Annualized Remittance Report.

99.2      Annual Report of Registrant's Independent
          Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage
          Investors, Inc.'s Standard Terms to
          Pooling and Servicing Agreement (May 1999
          Edition).

99.3      Servicer's Annual Compliance Statement as
          Required by Section 3.13(a) of Oakwood
          Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May
          1999 Edition)